Form 10QSB
period 2001-09-30
UNITED FILM PARTNERS INC
filed 2001-11-19
CIK 1138655

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                             September 30, 2001
or

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

                           Yes X       No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                      Outstanding at September 30, 2001
Common Stock, par value $0.0001                 35,650,000





                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      UNITED FILM PARTNERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 2001
                             (UNAUDITED)


                     UNITED FILM PARTNERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)


                              CONTENTS

                                                              Page
                                                              ----

FINANCIAL STATEMENTS

  Balance Sheets                                               F-2

  Statement of Operations During                               F-3
  the Development Stage

  Statement of Cash Flows                                      F-4

  Statement of Stockholder's Equity                            F-5

NOTES TO FINANCIAL STATEMENTS                           F-6 to F-8






                       United Film Partners, Inc.
                      A Development Stage Company
                  Balance Sheets as of September 30, 2001
                              (Unaudited)

ASSETS
    Cash                                                  $      0
    Accounts receivable                                          0
    Inventory                                              890,000
    Other (deferred tax asset, less
     valuation allowance of $185)                                0

  TOTAL ASSETS                                            $890,000
                                                          ========
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
    Accounts payable                                             0
    Other                                                        0

  TOTAL LIABILITIES                                              0
                                                          --------
STOCKHOLDERS' EQUITY

  Preferred stock ($.0001 par value; 20,000,000
    shares authorized; none outstanding)                         0
  Common stock ($.0001 par value; 120,000,000
    shares authorized; 35,650,000 outstanding)               3,565
  Additional paid in capital                               889,924
  Stock subscription receivable                                  0
  Accumulated deficit                                       (3,489)
                                                          --------
  Net stockholders' equity                                 890,000
                                                          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $890,000
                                                          ========

                        United Film Partners, Inc.
                       A Development Stage Company
              Pro Forma Balance Sheets as of December 31, 2001
                              (Unaudited)

ASSETS

    Cash                                                  $1,751,000
    Accounts receivable                                            0
    Inventory                                                890,000
    Other (deferred tax asset, less valuation
     allowance of $185)                                            0

  TOTAL ASSETS                                            $2,641,000
                                                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
    Accounts payable                                               0
    Other                                                          0

  TOTAL LIABILITIES                                                0
                                                           ---------
STOCKHOLDERS' EQUITY

  Preferred stock ($.0001 par value; 20,000,000
    shares authorized; none outstanding)                           0
  Common stock ($.0001 par value; 120,000,000
    shares authorized; 41,487,500 outstanding)             2,003,649
  Additional paid in capital                                 889,840
  Stock subscription receivable                                    0
  Accumulated deficit                                       (252,489)
                                                           ----------
  Net stockholders' equity                                 2,641,000
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,641,000
                                                           ==========

                       United Film Partners, Inc.
                       A Development Stage Company
                         Statement Of Operations
                              (Unaudited)


               Actuals through   Actuals through      Pro Forma thru
               July 9, 2001      September 30, 2001   December 31, 2001


Project Sales       $0                 $0                   $0
Executive            0                  0                    0
Producer Fees
Financing Revenue    0                  0                    0
Profit Participation 0                  0                    0
 Revenue
Total Revenues       0                  0                    0
Cost Of Sales        0                  0                    0
Gross Margin         0                  0                    0
Advertising /        0                  0                    0
 Initial Public
 Offering
Bank Fees            0                  0                  250
Equipment / Supplies 0                585               12,000
Office Rent          0                  0               12,000
Telephone &          0                 60                3,250
  Utilities
Postage / Messenger  0                101                1,375
Miscellaneous      300                560                  875
Travel               0                  0                  875
Printing             0                100                  625
General Accounting   0                  0                3,000
Audit Fees           0                600                1,500
Payroll              0                  0              111,500
Transfer Agent       0                180                    0
Contigency           0                  0                6,750
Story Rights         0                  0               70,000
Legal Fees           0                  0               10,000
Professional Fees  938                  0                    0
Casting Fees         0                  0               10,000
Script Breakdown     0                  0                1,500
 /Budgeting
Promotions           0                  0                3,500
Pay or Play Fees     0                  0                    0
Total operating  1,238              2,186              249,000
 expenses

Operating income(1,238)            (2,186)            (249,000)

Depreciation         0                  0                    0
Interest income      0                  0                    0
Net income     ($1,238)           ($2,186)           ($249,000)

Earnings per share ($0)               ($0)                 ($0)

Weighted average 5,000,000       20,325,000          36,068,750
 shares outstanding


                         United Film Partners, Inc.
                        A Development Stage Company
                         Statement of Cash Flows
                                (Unaudited)


                  ITD through     ITD through          Pro forma ITD through
                  July 9, 2001    September 30, 2001   December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss           ($1,238)        ($3,489)          ($252,489)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Amortization and       0                  0                   0
 Depreciation

CHANGES IN OPERATING ASSETS AND LIABILITIES

Accounts receivable     0                 0                   0
Accounts payable        0                 0                   0
Inventory               0                 0                   0
Other                   0                 0                   0
Net cash used in   (1,238)           (3,489)           (252,489)
 operating activities

CASH FLOWS FROM INVESTING ACTIVITIES

Other                   0                0                   0
Net cash used in        0                0                   0
 operating activities

CASH FLOWS FROM FINANCING ACTIVITIES

Contirubted capital** 1,738            (76)                (76)

Proceeds from stock     500           3565           2,003,565
 issuance

Stock subscription   (1,000)             0                   0
 receivable

Net cash provided by  1,238          3,489           2,003,489
 financing activities

Net increase in cash      0              0           1,751,000
 and cash equivalents

Cash and cash             0              0                   0
 equivalents -
 beginning of period

Cash and cash       $     0         $    0          $1,751,000
 equivalents -
 end of period

** as of July 9th

                           United Film Partners, Inc
                         A Development Stage Company
                       Statement Of Stockholder's Equity
                                (Unaudited)


                     Common          Preferred      Additional        Stock        Accumulated      Total
Description     Shares    Amount  Shares    Amount   Paid In       Subscription      Deficit        Stock
                                                     Capital        Receivable       Retained       holder's
                                                                                     Earnings       Equity
--------------------------------------------------------------------------------------------------------------
Stock issued   5,000,000    $500      0       $0         $500        ($1,000)             $0            $0
  for cash

Contributed       0            0      0        0        1,238              0               0          1,238
  capital

Net loss and      0            0      0        0            0              0          (1,238)        (1,238)
  cumulative
  loss during
  development
  stage
--------------------------------------------------------------------------------------------------------------
Balance,     5,000,000       500      0        0        1,738         (1,000)         (1,238)            0
  July 9,
  2001
==============================================================================================================

Stock issued 30,650,000    3,065      0        0            0          1,000               0         4,065
  for cash

Contributed       0            0      0        0      888,186              0               0       888,186
  capital

Net income and    0            0      0        0            0              0          (2,251)       (2,251)
  cumulative
  earnings
--------------------------------------------------------------------------------------------------------------
Balance,   35,650,000      3,565      0        0      889,924              0          (3,489)       890,000
  September
  30, 2001
==============================================================================================================

Stock issued  837,500  2,000,000      0        0            0              0               0      2,000,000
  for cash

Contributed       0            0      0        0            0              0               0              0
  capital

Net income        0            0      0        0            0              0         (249,000)     (249,000)
  and
  cumulative
  earnings
--------------------------------------------------------------------------------------------------------------
Balance,    41,487,500     2,003,649  0        0         889,840           0         (252,489)     2,641,000
  December
  31, 2001
==============================================================================================================

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS ACTIVITY

        United Film Partners, Inc. (A Development Stage Company)(the Company) was acquired by ILN Bethany Corporation on July 9th, 2001, to continue the operations of United Film Partners, Inc. as a public entity.

        The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV series and feature films. The development of two motion picture projects and 1 cable t.v. series will receive the bulk of the company's management time and financial resources, if and when the financial resources become available.

        The Company's major marketing strategy is based on selling "within budget" fully "Packaged" productions to the marketplace at highly competitive prices. This includes video and cable distribution outlets in addition both the domestic and foreign markets. The growing availability for viewers in countries outside the USA to receive USA cable network productions from HBO, Show Time and others, has increased demand for the type of programming that The Company is planning to "Package".

        The Company will establish sales outlets, through strategic alliances, through out its market place. A strong company representative network, coupled with well-chosen, competently packaged projects will provide a basis for success. Under its marketing plan the company is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films "MOW's", mini series for TV, TV feature series, Cable T.V. Series. While each has a different market place, they all, as in any business, want the most for the least cost. The company has as one of its missions, the cost efficient packaging of its projects. Cost efficiency will become a hallmark of UFP and will be the source of the company's internal growth.

        To date The Company's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing packaging opportunities and financing. As of September 30th, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

        The Company's ability to commence operations is contingent upon its ability to raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

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

NOTE 2.  RELATED PARTY TRANSACTIONS

        The Company Canceled and reissued 5,000,000 shares of common stock to ILN Industries, LLC, which is 100% owned by the President and sole director of the Company in July 2001. These shares were issued pursuant to the Plan of Reorganization (The
        Plan) consummated on July 9th, 2001, incorporated by reference in the 8k filed 7/24/01

        The Company issued 30,000,000 shares of common stock to the shareholders of United Film Partners, Inc. a Delaware corporation in July 2001. These shares were issued pursuant to the Plan of Reorganization (The Plan) consummated on July 9th, 2001, incorporated by reference in the 8k filed 7/24/01

        The Company issued 400,000 shares of common stock pursuant to the 2001 stock incentive plan approved by the board on July 10th 2001 to the Executive management team, incorporated by reference in the 8k/a filed 11/12/01

            Executive                                Shares issued
            Kevin Reem, CEO                           100,000 shares

            Stephen Stotesbery, Secretary             100,000 shares

            Terence M. O'Keefe, Treasurer             100,000 shares

            R. Michael Mendieta, CFO                  100,000 shares



        The Company issued 250,000 shares of common stock pursuant to the 2001 stock incentive plan approved by the board on July 10th 2001 which vested on October 1st to Henry L. Jan a member of the corporate development team, incorporated by reference in the 8k/a filed 11/12/01



NOTE 3.  INCOME TAXES

        On September 30, 2001, the Company had a net operating loss of approximately $3,489. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in
        Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carry forwards is dependent on the Company's ability to generate sufficient taxable income during the carry forward periods and no further significant changes in ownership.

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

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

        As shown in the accompanying financial statements, the Company incurred a net loss of $3,489 for the period from inception (April 2, 2001) to September 30, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders until such time as it finds operating capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.  STOCKHOLDER'S EQUITY

        SALE OF SHARES

        In July 2001, the Company issued 35,000,000 shares of common stock pursuant to the Plan of Reorganization (The Plan) consummated on July 9th, incorporated by reference in the 8k filed 7/24/01

        In July the Company issued 400,000 shares of common stock pursuant to the 2001 stock incentive plan approved by the board on July 10th 2001 to the Executive management team, incorporated by reference in the 8k/a filed 11/12/01

        In September the Company issued 250,000 shares of common stock pursuant to the 2001 stock incentive plan approved by the board on July 10th 2001 which vested on October 1st to Henry L. Jan a member of the corporate development team, incorporated by reference in the 8k/a filed 11/12/01

        CAPITAL CONTRIBUTED

        In quarter ending September 30th 2001, the shareholders of the Company contributed $2,186 to pay for the Company's organizational and operating expenses and review fees.

        PREFERRED STOCK

        The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The Company's current plan is to concentrate its business development efforts on opportunities available in the film production business, including made for TV series and feature films. The development of two motion picture projects and 1 cable t.v. series will receive the bulk of the company's management time and financial resources, if and when the financial resources become available.

The Company is in the process of establishing itself as packager of filmed entertainment products. The Company intends to cover an untapped market based upon the knowledge that the sums of money currently spent by the major studios far exceed the actual costs required to develop and package motion pictures and TV shows. Due to existing overhead and volume, a major studio may spend as much as two million dollars ($2,000,000.00) and two years time developing a concept to the point of beginning production on that particular project. The Company is positioned to exploit that market as the foundation of the company's future.

The Company's major marketing strategy is based on selling "within budget" fully "Packaged" productions to the marketplace at highly competitive prices. This includes video and cable distribution outlets in addition both the domestic and foreign markets. The growing availability for viewers in countries outside the USA to receive USA cable network productions from HBO, Show Time and others, has increased demand for the type of programming that The Company is planning to "Package".

The Company will establish sales outlets, through strategic alliances, through out its market place. A strong company representative network, coupled with well-chosen, competently packaged projects will provide a basis for success. Under its marketing plan the company is also developing relationships with writers and independent producers to assure that the Company has a constant flow of projects under review. Included in this stream of projects are feature length films, made for TV films "MOW's", mini series for TV, TV feature series, Cable T.V. Series. While each has a different market place, they all, as in any business, want the most for the least cost. The company has as one of its missions, the cost efficient packaging of its projects. Cost efficiency will become a hallmark of UFP and will be the source of the company's internal growth.

To date The Company's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing packaging opportunities and financing.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing United Film Partners. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The actual occurrence of the following risks could adversely affect our business. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this prospectus.

LIMITED OPERATING HISTORY

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, it must, among other things, respond to competitive developments. There can be no assurance that the Company will be successful in addressing such risks.

We expect to incur future losses. We expect to sustained operating losses of ($3489.00) in the quarter ended September 31, 2001, ($249,000.00) in the year ended December 31, 2001 and ($411,950.00) in the year ended December 31, 2002. We don't expect to incur significant additional operating losses beyond those previously disclosed, however, as we continue to develop, package and market our projects additional future losses are possible.

If we are unable to obtain financing, we will be unable to operate efficiently. Our development and packaging requires substantial amounts of capital.

The loss of the services of any of the following individuals, or of other key personnel, could adversely affect our business. We are dependent on the efforts and abilities of Kevin Reem, Stephen Stotesbery and Terence M. O'Keffe, our founders and principal executive officers, and Michael Mendieta, CFO of United Film Partner, Inc. We have entered into consultant agreements, effective as of July 10th, 2001, with such individuals. None of such consultant agreements contains non-competition provisions.

The loss of the services of any of the above individuals, or of other key personnel, could adversely affect our business. We have no "key-man" life insurance coverage for any of our principal executives and won't for the forseeable future.

Each of the industries in which we compete is highly competitive and most of the companies with which we compete have greater financial and other resources than us. With respect to our packaging activities, we compete on the basis of relationships and pricing for access to a limited supply of facilities and talented creative.

NASD'S OTC ELECTRONIC BULLETIN BOARD

United Film Partners securities are subject to the regulations applicable to penny stocks and as a result the market liquidity for its securities is severely affected, limiting the ability of broker dealers to sell the securities and the ability of purchasers of the securities offered hereby to sell their securities in the secondary market.

This prospectus contains forward looking statements and their associated risks. This prospectus contains certain forward-looking statements, including among others:

(1) anticipated trends in our financial condition and results of operations; and

(2)   our business strategy for developing and packaging our projects.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include:

(1)   changes in external competitive market factors or in United
      Film Partners. Inc. internal budgeting process which might impact trends in our results of operations;

(2)   unanticipated working capital or other cash requirements;

(3) changes in our business strategy or an inability to execute our strategy due to unanticipated change in the industries in which we operate; and

(4) various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, we cannot be certain that the events predicted in forward-looking statements contained in this prospectus will in fact occur.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT:

With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 27A of the Securities Act of 1933, as amended
(the "Securities Act") and Section 21E of the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). While we believe that our strategic plan is on target, several important factors, many of which are beyond our control, have been identified which could cause the successful implementation of our business plan to differ materially from planned, implied or predicted results. We are a development stage company, our profitability will depend upon the successful implementation of our business plan or a merger or acquisition by a more established company in the industry. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are discussed in this Report, including, without limitation, in conjunction with those forward-looking statements contained in this Report.



                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

        Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

        On July 10th. 2001, the Board of Directors of the Company approved the formation of a special committee (the Committee) to implement, oversee and manage the United Film Partners, Inc. 2001 Stock Incentive Plan( the Plan) and Stock Grant Agreements. The following persons were nominated by the Board of Directors of the company as the Directors of the Committee, to serve until the next annual meeting of the Board and until their successors are elected and qualify, or until their earlier resignation or termination: Kevin Reem, Terence M. O'Keefe, and Stephen Stotesbery. incorporated by reference in the 8k/a filed 11/12/01 as exhibit 3.4.

        On July 10th. 2001, the Board of Directors of the
        Company also approved the execution and the filing of SEC form S-8 in order to register all shares of common stock granted under the 2001 Stock Incentive Plan incorporated by reference in the 8k/a filed 11/12/01 as exhibit 3.4.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Plan of re-organization with United Film Partners, Inc., a Delaware corporation, filed as an exhibit to the Company's Form 8k filed on 7/24, 2001 which is incorporated herein by reference.

                Certificate of Amendment of Incorporation filed as an exhibit to the Company's Form 8k filed on 7/24, 2001 and is incorporated herein by reference

                Minutes of the special Meeting of the Board of Directors On July 9th, 2001 of ILN Bethany Corporaion. a Texas corporation filed as an exhibit to the Company's Form
                8k filed on 7/24, 2001 which is incorporated herein by reference.

                Minutes of the special Meeting of the Board of Directors On July 9th, 2001 of United Film Partners, Inc. a Delaware corporation filed as an exhibit to the Company's Form
                8k filed on 7/24, 2001 which is incorporated herein by reference.

                Minutes of the special Meeting of the Board of Directors On July 10th, 2001 of United Film Partners, Inc. a Texas corporation filed as an exhibit to the Company's Form 8k/a filed on 11/12, 2001 which is incorporated herein by reference.


        (b)     Reports on Form 8-K

             Not Applicable



                              SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNITED FILM PARTNERS, INC.


                               By: /S/ Kevin Reem
                                       President

        Dated: November 19, 2001