Form 10KSB
period 2001-12-31
UNITED FILM PARTNERS INC
filed 2002-04-29
CIK 1138655

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               Form  10-KSB


                 Annual  Report Under Section 13 or 15(d)
                 of the  Securities  Exchange Act of 1934
               For the fiscal year ended  December 31, 2001
                     Commission File Number: 00-32681


                           UNITED FILM PARTNERS, INC.
            ---------------------------------------------------
           (Name  of  Small  Business  Issuer  in  its  charter)


                 Texas                     76-0676164
        ------------------------     ----------------------------
        (State of Incorporation)     (I.R.S. Employer I.D. Number)


                     1224 N. LINCOLN ST. BURBANK, CA 91506
             ------------------------------------------------
                (Address of principal  executive  offices)


                               949-271-9198
                     -------------------------------
                         Issuer's telephone number


                         ILN BETHANY CORPORATION
                  15007 Grove Gardens, Houston, TX 77082
             ---------------------------------------------
                   (Former name and address of Issuer)



  Securities  registered  under  Section  12(b)  of  the  Act: NONE

  Securities  registered  under  Section  12(g)  of  the  Act: COMMON STOCK



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuers revenues for the year ended December 31,2001.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of April 15, 2002 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of April 15, 2001 was 36,312,500 shares.

Transitional Small Business Disclosure Format (check one): Yes___; No_X_


                              PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

ORGANIZATION AND GENERAL HISTORY

United Film Partners, Inc. ("UFP", "the issuer" or "the Company") was incorporated on April 2, 2001 under the laws of the State of Texas under the name ILN Bethany Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unless the context otherwise requires, all references to "the Company" "we" "our" "us" and other similar terms shall mean United Film Partners, Inc.

Pursuant to an Agreement and Plan of Reorganization dated July 9, 2001 the ("Plan"), we acquired all the assets of United Film Partners, Inc, a Delaware corporation, ("UFP Delaware") and commenced the business operations formerly conducted by UFP Delaware. Subsequently, we changed our name from 'ILN Bethany Corporation' to 'United Film Partners, Inc.'


BUSINESS OF ISSUER

We are currently engaged in the business of actively pursuing development and "Packaging" of partially developed film and television properties and the sale of fully "packaged" film and television properties. Our overall business goal is to become a full service development and "Packaging" company. We will be active in feature length movie, Movie-of-the-Week (MOW), made for Cable movies and T.V. series "Packaging."

We are currently engaged in theatrical motion picture and television development and packaging activities with all levels of filmmakers. Our pipeline of resources will include new and vibrant talent and seasoned professionals who possess a respected history in the industry. We will not rely on any one entity to deliver all of the material necessary to support a successful project thus avoiding many of the political complications inherent to this industry. Working as an independent third party and brokering each element as a separate commodity for a fee, our goal will be to serve everyone's needs without bias.

The Development / Packaging Process:

We will Package projects in two ways: a) by supplementing partially packaged projects with the necessary missing elements b) by developing ideas and scripts into completely packaged projects for sale to producing entities. By focusing their time initially on supplementing partially packaged projects, we will be able to generate substantial initial revenue for little or no extra cost to us outside of our general overhead. This avenue of packaging will encompass the majority of our initial time and expenses as we look for additional funding to allow them to take on projects needing complete packaging. This cost-conscious attitude will ensure that we maintain a strong and active revenue stream.

Once a project has been approved for "packaging," commitments are made with producers, directors, principal cast members, creative personnel, financiers and distributors. A completed film package may contain the following:

1. A final written script prepared with respect to its production style, tone, values and strategic marketing.
2. Principal cast
3. Producer(s)
4. A Director including his/her choice of Cinematographer and Production Designer if necessary..
5. Financial details including budget, shooting schedules, completion bond strategies, and deal structures.
6. United States and/or foreign distribution if required.

The knowledge of our management team in the international investment community along with our experience in foreign marketing and distribution will assist in guiding our profile and activities into the worldwide motion picture marketplace. With plans to develop multi-project relationships with financing, producing and distribution entities worldwide, our team is optimistic that our relationships will greatly enhance our ability to guarantee future project development and packaging, as well as funds and fees for future projects translating into our revenues. This will ultimately insure that we will have a strong and active pipeline of packaging elements to engender our success for many years.

Competition

All of our competitors' strengths can be our strengths as well.
When we package a project for a well-known and established company or producer, we will utilize that company's corporate identity and/or individuals negotiating power to expedite the packaging process.

We will not be in the producing and distribution business. We will strictly package incomplete projects for a fee or sell completed packages to companies like Franchise, Move Films Inc, Phoenix Pictures and Propaganda for a profit, thus eliminating the majority of the risk of motion picture production. It is a win-win situation for producers and production companies who will save time and money by utilizing our resources and for our Company by limiting the risk to our investors.

GOVERNMENT REGULATIONS

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

EMPLOYEES

As of December 31, 2001, we had 3 full-time executive officers and 6 additional individuals who serve or have served as part-time consultants or independent contractors to our Company.

REPORTS TO SECURITIES HOLDERS

We file annual, quarterly and special reports, proxy statements and other information with the Commission. You can inspect and copy the Registration Statement as well as reports, proxy statements and other information we have filed with the Commission at the public reference room maintained by the Commission at 450 Fifth Street, NW, Washington, D.C. 20549, and at the following Regional Office of the Commission: Northwest Atrium Center, 500 West Madison Street, Chicago, Illinois 60661. You can obtain copies from the public reference room of the Commission at 450 Fifth
Street, NW, Washington, D.C. 20549, upon payment of certain fees. You can call the Commission at 1-800-732-0330 for further information about the public reference room. We are also required to file electronic versions of these documents with the Commission, which may be accessed through the Commission's World Wide Web site at http://www.sec.gov.
Additional information can be found at our website at http://www.unitedfilmpartners.com.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

Our Company owns only intellectual properties. Our assets are based on the value of those properties. These values are based on the sales values of the properties, excluding the business plan, and are calculated at an industry standard 2% of the projects budget and/or Writers Guild of America minimums. We intend to secure office space in Los Angeles, CA for future operations of the company. Our Company is currently using the offices of management at no cost to the Company located at 1224 N.
Lincoln St. Burbank, CA 91506

ITEM 3.  LEGAL  PROCEEDINGS.

We are not  a  party  to  any  pending  legal  proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS.

No  matters  were  submitted  to  a  vote  of  security  holders.



                              PART  II


ITEM 5.  MARKET PRICE AND DIVIDENDS ON UFP'S COMMON EQUITY AND
         OTHER STOCKHOLDER MATTERS.

As of December 31, 2001, there were approximately 25 holders of our Common shares. At that time, there had been no market for our common equity.
There are, as of that date, approximately 36,312,500 outstanding shares of Common stock and no outstanding shares of Preferred issued. 1,187,500 of the outstanding and issued shares were registered with the Securities and Exchange Commission on Form S-8 pursuant to the Securities Act of 1993 on December 11, 2001.


DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings, if any, and subscribers who anticipate the need of cash dividends from their investment should refrain from the purchase of the Shares being offered.


PENNY STOCK

Our securities may be deemed to be "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission; This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers prior to any solicitation of any offer to purchase these securities.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i)above);
or (iv) of an issuer with net tangible  assets less than $2,000,000
(if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii)above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for purchasers of the Issuer's common stock to resell their shares to third parties or to otherwise dispose of them.

During the past year, our Company sold securities which were not registered as follows:


RECENT SALES OF UNREGISTERED SECURITIES

                                              NUMBER OF
     DATE          NAME                        SHARES       CONSIDERATION

     July  9, 2001   ILN Industries, LLC (1)  5,000,000    $ 1,000

   (1) Henry L. Jan, is the sole member of ILN Industries, and is therefore considered to be the beneficial owner of the common stock of our Company issued to it.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is PublicEase, 3663 E. Sunset Road, Suite 104, Las Vegas, NV 89120.

ITEM 6.  PLAN OF OPERATION

Our company was created to cover an untapped market based upon the knowledge that the sums of money currently spent by the major studios far exceed the actual costs required to develop motion pictures and TV shows. Development of a motion picture or T.V. project consists of bringing together all the necessary elements; script , actors, producers, directors, financing and distribution into a complete "package" ready for production.

We will utilize our contacts and resources to partner together any or all of the missing elements, keeping a project from reaching production, into a single united " package" ready for production. Through this united partnership of filmmakers, we will be able to deliver motion picture and T.V. projects at a cost substantially less than most independent production companies or studios

Our management team has over 58 years of combined experience in the film and T.V. industry. Our experience enables our members to determine the key components necessary to complete a successful "packaging" of a project. Our niche will thus be bridging the gap between concept (the idea), financing (the investor(s)), and ultimately production
(the studios and production companies) for a project - serving a need that is long overdue.

We are inspired to be able to capture the value of our niche marketability. Our partner's combined talents will serve as a resource to any size studio or production company by effectively developing and packaging a project at a fraction of a studio's cost. We are able to do this because of our low overhead and the unique structure of our partnership pipeline.

Filmmakers can depend on us to provide them with top quality elements "packaged" in such a manner as to potentially save them more than two (2) years of development time and hundreds of thousands of dollars in development spending. We will package projects in a comparatively short period of time with significantly reduced costs.
Not only will filmmakers save money by utilizing our Company to develop and package their projects, the time they save will allow them the opportunity to increase the number of films being brought to the screen.

In summary, the uniquely combined abilities, experience and business concepts of our members garner our opportunities to create a significant impact to all that benefit from the creative arts. We will ascertain the filmmaker's, investor's, distributor's, and production company's product and talent needs and then fulfill them by attaching bankable talent to viable projects. While working on carefully selected projects and utilizing respective talents, we will be able to follow our passions and create a company that will flourish and profit from our collective efforts. The concept of our Company is unique in that our current competitors will also be our key customers, thus ultimately creating partnerships with all filmmaking entities, including the studios.

To date, our Company's current business activities have consisted primarily of developing a business plan, assembling a management team, and pursuing packaging and financing opportunities.

RISK FACTORS

LIMITED OPERATING HISTORY

We have only a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments. There can be no assurance that our Company will be successful in addressing such risks.

FUTURE CAPITAL REQUIREMENTS

We presently have extremely limited operating capital. We will require substantial additional funding in order to realize our goals of commencing nationwide marketing of our products and services. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory to our Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

LIMITED MARKET FOR COMMON STOCK

Limited Market for Shares. Any market price that may develop for shares of common stock of the Company is likely to be very volatile, and factors such as success or lack thereof in developing and marketing the Company's products and services, competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

FUTURE SALES OF COMMON STOCK

There is presently no market for the shares of our common stock. See the Risk Factor "Limited Market for Common Stock; Limited Market for Shares," above. Future sales of securities pursuant to Rule 144 of the Securities and Exchange Commission may have an adverse impact on any market which may develop in our securities. Presently, Rule 144 requires a one year holding period prior to public sale of "restricted securities" in accordance with this Rule; the Directors could each sell (i) an amount equal to 1% of the total outstanding securities of the Issuer in any three month period or (ii) the average weekly reported volume of trading in such securities on all national securities and exchanges or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice under Rule 144 (this computation is not available to OTC Bulletin Board companies).

DEPENDENCE ON KEY PERSONEL

Our performance is substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel, especially its current management. We do not have a "key person" life insurance policy on any of our employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of our Company.

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

The Bylaws of our Company provide for indemnification to the fullest extent allowed under the Texas Business Corporations Act. Generally, under this Act, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgements, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. It is the position of the Securities and Exchange Commission that indemnification against liabilities for violations of the federal securities laws, rules and regulations is against public policy.

FORWARD  LOOKING  STATEMENTS

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.


ITEM  7.  FINANCIAL  STATEMENTS.

                         United Film Partners, Inc
                       f/k/a ILN Bethany Corporation

                      (A Development Stage Company)

                           FINANCIAL STATEMENTS
                            December 31, 2001



                              CONTENTS

                                                              Page
                                                              ----

INDEPENDENT AUDITOR'S REPORT                                   F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                F-3

  Statement of Loss and Accumulated Deficit During             F-4
  the Development Stage

  Statement of Cash Flows                                      F-5

  Statement of Stockholders' Equity                            F-6

NOTES TO FINANCIAL STATEMENTS                           F-7 to F-9

                          Independent Auditor's Report


Stockholders and Board of Directors
United Film Partners, Inc. (A Development Stage Company) f/k/a ILN Bethany Corporation
Burbank, California

We have audited the accompanying balance sheet of United Film Partners, Inc. (A Development Stage Company) f/k/a ILN Bethany Corporation, as of December 31, 2001, and the related statements of loss and accumulated deficit during the development stage, cash flows, and stockholders' equity for the period from inception (April 2, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Film Partners, Inc. (A Development Stage Company) f/k/a ILN Bethany Corporation at December 31, 2001, and the results of its operations and its cash flows for the period from inception (April 2, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company incurred a loss of $7,715 from inception (April 2, 2001) to December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/ Dohan and Company, CPA's

April 14, 2002
Miami, Florida

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2001

ASSETS

  Film inventories                                           $ 890,000
  Deferred tax asset, less valuation allowance of $1,157           -
                                                             ----------
     TOTAL ASSETS                                            $ 890,000
                                                             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
      Accounts payable                                       $     541
      Accrued professional fees                                  2,000
                                                             ---------
      TOTAL LIABILITIES                                          2,541
                                                             ---------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding        3,631
   Additional paid-in capital                                   891,543
   Deficit accumulated during the development stage              (7,715)
                                                             ----------
      TOTAL STOCKHOLDERS' EQUITY                                887,459
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  890,000
                                                             ==========

See accompanying notes.

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to December 31, 2001

EXPENSES
    Organizational expenses                                  $   985
    Consulting and professional fees                           5,077
    Other operating expenses                                   1,653
                                                             ---------
NET LOSS BEFORE INCOME TAX                                    (7,715)

INCOME TAXES                                                     -
                                                             ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                            (7,715)
                                                             =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                         22,991,788
                                                             =========
NET LOSS PER SHARE (BASIC AND DILUTED)                      $ (0.0001)
                                                             =========

See accompanying notes.

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(7,715)

   Adjustments to reconcile net loss to net cash used by
       operating activities:
     Common stock issued to charitable organization                10
     Common Stock issued under employee stock incentive plan
       as compensation                                            121

   Increase in liabilities
     Accounts payable                                             541
     Accrued professional fees                                  2,000
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (5,043)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                                1,000
    Contributed Capital                                         4,043
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                5,043
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization for
      film inventories                                        $ 890,000
                                                              =========

See accompanying notes.

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 2001

                                                                Accumulated
                                                                  Deficit
                            Common Stock        Additional       During the       Total
                       -----------------------   Paid-In        Development    Stockholder's
Description             Shares         Amount    Capital           Stage          Equity
-----------------------------------------------------------------------------------------
Common stock issued
 for cash               5,000,000        $ 500    $    500    $    -              1,000

Contributed capital       -                -         4,043         -              4,043

Common stock issued
 for film inventories  30,000,000        3,000     887,000         -            890,000

Common stock issued
 pursuant to stock
 incentive plan         1,212,500          121          -          -                121

Common stock issued       100,000           10          -          -                 10
 to charitable
 organization

Net loss and cumulative
 loss during the
 development stage        -                 -           -        (7,715)         (7,715)
-------------------------------------------------------------------------------------------
                       36,312,500       $3,631   $ 891,543     $ (7,715)      $ 887,459
===========================================================================================

See accompanying notes.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Activity

      United Film Partners, Inc (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Bethany Corporation (Bethany) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company entered into a business combination and acquired all of the assets and liabilities of United Film Partners, Inc, a Delaware Corporation (UFP Delaware) on July 9, 2001, pursuant to an agreement and Plan of Reorganization. The agreement set forth that Bethany would issue 30,000,000 shares to the shareholders of UPF Delaware. The Company's name was changed to United Film Partners, Inc and will now engage in the motion picture business.

      At December 31, 2001, the company had not yet commenced any formal business operations. The company's fiscal year-end is December 31.

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

      Film inventories

      Costs incurred in connection with the acquisition of story rights, development of stories, treatment of screenplays, etc, are capitalized as film inventories. The costs of each property screenplay is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such screenplays. Film inventories are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs are charged to expense as incurred. During the year ended December 31, 2001 there were no revenue, selling or distribution costs.

      Development Stage Company

      The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

      Recent Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and
      Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.

      SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 141 was applied to the business combination of July 9, 2001 and has been accounted for as a purchase. The impact of SFAS 142 on the financial statements has not yet been determined.

      Fair Value of Financial Instruments

      Accounts payable and accrued professional fees are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

NOTE 2.  RELATED PARTY TRANSACTIONS

      In July 2001, 30,000,000 shares were issued to the stockholders of UFP Delaware pursuant to Plan of Reorganization in exchange for the assets of UFP Delaware, valued at $890,000.

NOTE 3.  BUSINESS COMBINATION

      On July, 2001, the Company completed a business combination pursuant to a Plan of Reorganization with UFP Delaware by exchanging 30,000,000 shares of its common stock for all of the assets of UFP Delaware valued at $890,000. The combination has been accounted for as a purchase.

NOTE 4.  INCOME TAXES

      At December 31, 2001, the Company had a net operating loss of approximately $7,700. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carry forwards is dependent on the Company's ability to generate sufficient taxable income during the carry forward periods and no further significant changes in ownership.

      The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $1,157 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $1,157 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $7,715 for the period from inception (April 2, 2001) to December 31, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6.  STOCKHOLDERS' EQUITY

      Common stock issued

      In July 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000. A stock subscription receivable was recorded in connection with this transaction. In July 2001, a shareholder of the Company provided consulting services, which were estimated at $1,000 and paid-off the stock subscription receivable.

      Shares Issued pursuant to Plan of Reorganization

      The Company entered into a business combination with UPF Delaware pursuant to an agreement and Plan of Reorganization. Pursuant to this agreement the Company issued 30,000,000 shares to the shareholders of UFP Delaware for its total assets valued at $890,000.

      Contributed Capital

      During the period from inception (April 2, 2001) to December 31, 2001, a shareholder of the Company contributed $4,043 to pay for the Company's various expenses.

      Preferred Stock

      The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 7.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan and issued 1,212,500 pursuant to this Plan. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 and incentive compensation of $121 is included in consulting and professional fees.

      In October 2001, The Company issued 100,000 shares to the Boys & Girls Club of Anaheim as a charitable contribution.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

        Not applicable.


                                    PART  III


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.


MANAGEMENT

Names                    Title or Position               Ages      Since
Kevin Reem               President/CEO and Director      38       2001
Stephen Stotesbery       Secretary/Exec.VP and Director  35       2001
Terence M. O'Keefe       Treasurer/Exec.VP and Director  40       2001



RESUME

Kevin Reem - President / Chief Executive Officer:
Kevin Reem has been President /CEO and Chairman of the Board of the Company since it's reorganization in July of 2001. Reem is a multiple award winning film and video producer with more than twenty years of experience in the entertainment industry. His many skills encompass producing, directing, production management, postproduction supervising, AVID digital editing, and script writing. As founder and creator of Magic Window Productions (MWP), he developed marketing programs, television programs, promotional trailers, theme park films and commercials. After running MWP for six years, Reem utilized his talents to success fully create and manage a production division, for the company Soundelux / Hollywood Edge, which generated a $1,000,000+/per year profit for the two years Reem was with the company. This was the first time any division of the company was able to reach that milestone and is a marker that the company has been unable to duplicate since Reem's departure.

Reem enjoyed 12 years with the Walt Disney Company during which held management and creative positions in three major divisions, The
Disney Channel (TDC), Walt Disney Home Video International (WDHVI) and Walt Disney Imagnineering (WDI). While at TDC he wrote and produced 45 television promos and trailers and several specials. As a producer, for WDHVI, Reem produced and directed several hundred promos and trailers on behalf of the company. As a corporate manager, he was also responsible for running the production division, conceptualizing, writing, supervising and producing product such as "Villains,"
"Disney Premier Cinema," Earth Star Voyager," and 26 hours of Disney Channel programming tailor made and distributed on cassette tapes for the international market. WDI gave Reem the opportunity to work as a producer, director and designer on the majority of the multi-formatted films currently playing at EPCOT center and Tokyo Disneyland. These projects were extremely sophisticated with a total cost in excess of $300,000,000

Stephen "Drew" Stotesbery -Executive VP & Secretary:
Stephen Stotesbery has been Executive Vice President, Secretary and Director since the Company's reorganization in July of 2001.
Stotesbery is an active producer, production manager and coordinator with 11 years experience in the entertainment industry. He has been a SAG signatory producer since 1996 and a member of the International Alliance of Theatrical and Stage Employees since 1992. In 1995 Stotesbery collaborated with Vanguard Productions and Terence M. O'Keefe (below) to produce "The Bad Pack"; an action packed feature starring Robert Davi, Ralph Mueller and Roddy Piper. Since 1996 he has been a freelance budgeting and scheduling consultant, creating budgets and schedules for over 30 features with budgets ranging from $300,000 to $32,000,000. In early 1997, Stotesbery and Reem met and packaged an animated feature entitled "Penguinmania" for Lee Taylor of Taylor Productions and in 1998 he formerly partnered with Reem as a freelance packaging consultant for various projects Reem was working on. During the last half of 2000 Stotesbery again collaborated with O'Keefe on the feature film "Route 666" starring Lou Diamond Phillips and Lori Petty for Lions Gate Films and in the first half of 2001 he went on to coordinate the ground breaking feature film "Getting Hal" for MovieStar Inc. and Blockbuster Films.

Since July 9th of 2001, Stotesbery has been responsible for the duties of the office of Secretary for United Film Partners, Inc which include all SEC filings, registrations, and reorganization procedures necessary for UFP to operate as a publicly reporting company. Stotesbery studied Television Production and Theatrical Stage Lighting at the University of Wisconsin-Madison earned his Honors Degree of Bachelor of Fine Arts in Filmmaking from the University of Wisconsin-Milwaukee, where he studied producing, directing, and writing for live action and animation. Stotesbery produced, directed and wrote several short live action dramas, a documentary and several animated shorts while studying for his degree, including the films, "When It Touches Both Hoops," which won an award for Best Drama at the Wisconsin Media Arts Festival and "Novas Ordo Seclorum" which won an award for best editing.

Terence M. O'Keefe - Executive VP & Treasurer:
Terence M. O'Keffe has been Executive Vice President, Treasurer and Director since the Company's reorganization in July of 2001.
O'Keefe graduated from Northeastern University with a Bachelor of Science Degree in Public Communications and received his Masters Degree in Film Production from Loyola Marymount University. O'Keefe has over twenty years of film industry experience.

While serving as Director of Multimedia for Country Wide Funding
Company, the largest mortgage bank company in the United States, O'Keefe oversaw the design and implementation of the new Multimedia department, which used CD-ROM and the latest interactive technology. He also wrote, produced and directed many of their industrial films and television commercials, including "The 60 second Refinance" commercial, which won a Telly Award for best regional spot.

O'Keefe formed Vanguard Productions in 1986 to establish a production company with a vision of making high quality independent films for the global market. O'Keefe's first feature, "We The People," starring James Brolin, debuted at the 1995 Cannes Film Festival and was one of only two American films selected to screen at the 1995 Moscow Film Festival. Under the banner of Vanguard Productions, O'Keefe co-produced the feature film "The Bad Pack," starring Robert Davi, Roddy Piper and
Ralf Moeller with Showcase Entertainment and co-produced the feature film "Wanted" a coming of age drama, starring Timothy Busfield, Michael Sutton, Tracy Gold, and Robert Culp, in which O'Keefe also served as writer/director with World International Network. O'Keefe's latest co-production was with Lions Gate Films on the feature "Route 666," starring Lou Diamond Phillips and Lori Petty. O'Keefe has several feature films in development, such as the western "Border Lords" with Lions Gate Films, "Alpine Horror" with Mainline Releasing, and "Treasure of Devil Island" with Providence Entertainment.

R. Michael Mendieta - Chief Financial Officer:
Mendieta has over 10 years of finance experience and over 6 years of entertainment finance experience. After graduating from the University of Southern California with an MBA in Entertainment Finance, Mendieta worked for such companies as Diamond Energy, Inc.
(a subsidiary of Mitsubishi Corporation) and KPMG Peat Marwick Company before starting work in 1996 at A&M Records, where he was Manager of Financial Reporting. While there he produced monthly-consolidated financial statements, conduct analytical reviews and monthly general ledger maintenance, which included monthly closings. Mendieta also prepared/transmitted the financial position to world headquarters in the Netherlands and had extensive interaction with worldwide counterparts regarding financial data presented to corporate headquarters. He developed annual consolidated and departmental budget models and supervised the work of staff accountants.

After leaving A&M Records Mendieta became Director of Home Video & Television for Dreamworks S.K.G. for 3 years. He Prepare monthly internal/external financials in accordance with FAS 53 and interfaced between operations, production and corporate finance/accounting regarding contract administration, and home video/television matters. Mendieta coordinated three annual audit reviews for television accounting and two for home video. Mendieta was responsible for reporting all revenue via a television media window (i.e. pay per view TV, pay TV, free TV for domestic and international markets, coordinate and report third party distribution of home video revenue, and supervised two full-time staff.

After Dreamworks S.K.G. Mendieta was the Director of Finance/Accounting, International Television Distribution for Sony Pictures Entertainment for 2 years. While there he supervised eight full-time employees, including three managers. He was responsible for annual budgets, quarterly forecasts, and 4-year-plans, and oversaw monthly flash profit & loss statements for senior management. Mendieta provided primary support for operational groups including sales, administration and marketing within Sony's centralized finance/accounting department and analyze the financial impact of new agreements and business opportunities. Mendieta reviewed monthly financial statements in accordance with GAAP FAS 53 & SOP; he oversaw quarterly marketing reports for International Marketing, and oversaw financial reporting for thirteen international territories.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's directors and executive officers, and persons who own more than 10% of a registered class of our Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish our Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.


ITEM.  10  EXECUTIVE  COMPENSATION

None of the Executive Officers salaries or bonuses exceeded $100,000 during the last fiscal year.


2001 STOCK INCENTIVE PLAN

We had registered 1,187,500 shares on Form S-8 pursuant to the Securities Act of 1933. The purpose of our 2001 Stock Incentive Plan (hereinafter referred to as the "Incentive Plan") is to assist in attracting and retaining highly competent key employees, non-employee directors and consultants and to act as an incentive in motivating key employees, non-employee directors, legal counsel and consultants of our Company to achieve long-term corporate objectives.

The Incentive Plan has been approved by the Board of Directors (hereinafter referred to as the "Board") of our Company, to be effective as of July 10th, 2001 (the "Effective Date"). The Incentive Plan is intended to be a broad based plan which all employees of our Company are eligible for, and grants to be made to management personnel and members of the board of directors shall not exceed 50% of the total number of shares issuable under the Incentive Plan. Therefore the Incentive Plan does not require shareholder approval pursuant to applicable rules and regulations of the NASD. The Incentive Plan shall remain in effect until terminated by action of the Board.

USE OF PROCEEDS

We will not receive any of the proceeds from the sale of the shares offered under the aforementioned S-8 registration statement by the selling stockholders. The offering is made to fulfill our contractual obligations to the selling stockholders to register the common stock held by or which are issuable to the selling stockholders.


Equity Compensation Plan Information
(a)Name of plan  (b) Number of securities (c) Number of securities   (d) Number of securities to  (e) Number of securities
                     registered under the     registered under the       be issued upon exercise      registered under the
                     1933 Securities Act      1933 Securities Act        of outstanding options,      1933 Securities Act
                     authorized for           awarded plus number        warrants or rights           remaining available
                     issuance under the       number of securities                                    for future issuance
                     plan                     to be issued upon
                                              exercise of options,
                                              warrants or rights granted
                                              during last fiscal year


2001 Employee        1,187,500                  1,112,500                 0                           75,000
Stock Incentive Plan


Total                1,187,500                  1,112,500                 0                           75,000



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31,2001 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.


TITLE OF         NAME AND ADDRESS OF          AMOUNT OF SHARES        PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIALLY OWNED       CLASS
                                             (Common Shares)
          ---------------------------------
COMMON    KEVIN REEM, PRESIDENT              10,100,000               27.81%
          1224 LINCOL ST.
          BURBANK, CA 91506

COMMON    STEPHEN STOTESBERY, SECRETARY      10,100,000               27.81%
          2715 ABBOT KINNEY BLVD. #15
          VENICE CA 90291

COMMON    TERENCE M. O'KEEFE, TREASURER      10,100,000               27.81%
          12111 Beatrice Street
          Culver City, California 90230

COMMON    HENRY L. JAN, SHAREHOLDER           5,245,000 (1)           14.44%
          15007 Grove Gardens
          Houston, TX 77082
          --------------------------------   ----------               ------

          Total                              35,545,000               97.87%
          ================================   ==========               ======

COMMON    ALL OFFICERS AND DIRECTORS         30,300,000               83.44%
          AS A GROUP (3 PERSONS)




      (1) As the sole member of ILN Industries, LLC, Mr. Jan is deemed to be the beneficial owner of the shares owned by ILN Industries, LLC.



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On July 9, 2001, we issued 30,000,000 shares of common stock for all of the assets and liabilities of United Film Partners, Inc, a Delaware Corporation, in a reorganization within the meaning of Section 368(a)(1)(c) of the Internal Revenue Code of 1986, as amended.

On July 9, 2001, we issued ILN Industries, LLC a total of 5,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for the consideration of $1,000.

On October 28, 2001, we issued the Boys and Girls Club of Anaheim
100,000 shares of common stock as a bona fide gift.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)  Exhibits

EXHIBITS

2.1.*   Agreement and Plan of Reorganization between United Film
        Partners, Inc and ILN Bethany Corporation (incorporated by reference to Form 8-K/A filed on 11/03/2001).

3.1.*   Articles of Incorporation of ILN Bethany Corporation
        (incorporated by reference to Form 10SB12G filed on 5/08/2002)

3.2.* Bylaws of ILN Bethany Corporation (incorporated by reference to Form 10SB12G filed on 5/08/2002)

3.3.* Certificate of Amendment to Articles of Incorporation of ILN Bethany Corporation (incorporated by reference to Form 8-K/A filed on 11/03/2001).


** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.

*  Exhibits  were  previously  filed.

(b)  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K  -

Filed on 07/24/01 (amendments filed on 09/24/01; 11/03/01; 4/29/02)

Pursuant to an Agreement and Plan of Reorganization dated July 9th, 2001, we had acquired all the assets of United Film Partners, Inc., a Delaware corporation, and commenced the business operations formally conducted by United Film Partners, Inc.

We had filed an amendment to our Articles of Amendment to change our name from 'ILN Bethany Corporation' to 'United Film Partners, Inc.' on October 29, 2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Film Partners, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  April 15,  2002

UNITED FILM PARTNERS, INC.

By:  /s/  Kevin Reem

------------------------------------
Kevin Reem
CEO,  President  and  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                        Title                       Date

- -----------------------
 /s/  Kevin Reem            CEO,  President,            April 15, 2002
                            and Chairman of the Board

- -----------------------
/s/  Stephen Stotesbery     Executive  Vice President,  April 15, 2002
                            Secretary  and  Director


- -----------------------
/s/  Terence M. O'Keefe     Executive  Vice President,  April 15, 2002
                            Treasurer and Director

- -----------------------
/s/  R. Michael Mendieta    Chief Financial Officer     April 15, 2002