Form 10KSB/A
period 2001-12-31
UNITED FILM PARTNERS INC
filed 2002-04-29
CIK 1138655

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               Form  10-KSB/A


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

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to December 31, 2001

EXPENSES
    Organizational expenses                                  $   985
    Consulting and professional fees                           5,077
    Other operating expenses                                   1,653
                                                             ---------
NET LOSS BEFORE INCOME TAX                                    (7,715)

INCOME TAXES                                                     -
                                                             ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                            (7,715)
                                                             =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                         22,991,788
                                                             =========
NET LOSS PER SHARE (BASIC AND DILUTED)                      $ (0.0003)
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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Film Partners, Inc. has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

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