Form 10QSB
period 2002-03-31
UNITED FILM PARTNERS INC
filed 2002-05-15
CIK 1138655

------------------------
                           UNITED STATES                     OMB APPROVAL
                 SECURITIES AND EXCHANGE COMMISSION     ------------------------
                       Washington, D.C. 20549           OMB Number: 3235-0416
                                                        ------------------------
                            FORM 10-QSB                 Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------


[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2002
or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

                    Commission file number: 00-32681

                       United Film Partners, Inc
            ---------------------------------------------------
           (Name  of  small business issuer in its  charter)


            Texas                                    76-0676164
------------------------------                -------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)



                     1224 N. LINCOLN ST. BURBANK, CA 91506
             ------------------------------------------------
                (Address of principal  executive  offices)


                               949-271-9198
                     -------------------------------
                         Issuer's telephone number


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,312,500 at May 15, 2002.

Transitional Small Business disclosure Format (check one): Yes [ ] No [ ] Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes X        No

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)


                                                            March 31, 2002
ASSETS

   Film Inventories                                          $   890,000
   Deferred tax asset less valuation allowance of $1,322            -
                                                             -----------
     TOTAL ASSETS                                            $   890,000
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts                                               $       541
      Accrued professional fees                                    2,500
                                                             -----------
      TOTAL LIABILITIES                                            3,041
                                                             -----------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding         3,631
   Additional paid-in capital                                    892,143
   Deficit accumulated during the development stage               (8,815)
                                                             -----------
      TOTAL STOCHOLDERS' EQUITY                                  886,959
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   890,000
                                                             ===========

See accompanying notes.

                                 F-3



UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)


                                                    For the three            Cumulative
                                                     months ended               since
                                                    March 31, 2002            inception

EXPENSES
    Organizational expenses                            $      -               $      985
    Consulting and professional fees                          500                  5,577
    Other operating expenses                                  600                  2,253
                                                       ----------             ----------
NET LOSS BEFORE INCOME TAX                                 (1,100)                (8,815)

INCOME TAXES                                                  -                      -
                                                       ----------             ----------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                         (1,100)                (8,815)
                                                       ==========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                    36,312,500             26,357,782
                                                       ==========             ==========
NET LOSS PER SHARE (BASIC AND DILUTED)                 $ (0.0000)             $  (0.0003)
                                                       ==========             ==========

See accompanying notes.

                                     F-4


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the three             Cumulative
                                                     months ended                since
                                                    March 31, 2002             inception
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(1,100)                $  (8,815)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued to charitable organization         -                        10
     Stock issued under employee stock
       incentive plan as compensation                       -                       121

  Increase in liabilities
     Accounts payable                                       -                       541
     Accrued professional fees                              500                   2,500
                                                       ---------               ---------
        NET CASH USED BY OPERATING ACTIVITES             (  600)                 (5,643)
                                                       ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                            -                      1,000
    Contributed Capital                                     600                    4,643
                                                       ---------               ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES            600                    5,643
                                                       ---------               ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE             -                       -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             -                       -
                                                       ---------               ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $   -                   $    -
                                                       =========               =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                      $   -                   $    -
    Income taxes paid                                  $   -                   $    -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization
    for film inventories                               $   -                   $ 890,000
    Common stock issued for services                   $    121                $
                                                       =========               =========

See accompanying notes.

                                          F-5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

      At March 31, 2002, the company had not yet commenced any formal business operations. The company's fiscal year-end is December 31.

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

NOTE 2.  RELATED PARTY TRANSACTIONS

      In July 2001, 30,000,000 shares were issued to the stockholders of UFP Delaware pursuant to Plan of Reorganization in exchange for the assets of UFP Delaware.

NOTE 3.  BUSINESS COMBINATION

      On July, 2001, the Company completed a business combination pursuant to a Plan of Reorganization with UFP Delaware by exchanging 30,000,000 shares of its common stock for all of the assets of UFP Delaware valued at $890,000. The combination has been accounted for as a purchase.

NOTE 4.  INCOME TAXES

      At March 31, 2002, the Company had a net operating loss of approximately $8,800. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carry forwards is dependent on the Company's ability to generate sufficient taxable income during the carry forward periods and no further significant changes in ownership.

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

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $8,815 for the period from inception (April 2, 2001) to March 31, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6.  STOCKHOLDERS' EQUITY

      Shares issued for services

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

      In October 2001, The Company issued 100,000 shares to the Boys & Girls Club of Anaheim as a charitable contribution.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Our company was created to cover an untapped market based upon the knowledge that the sums of money currently spent by the major studios far exceed the actual costs required to develop motion pictures and TV shows. Development of a motion picture or T.V. project consists of bringing together all the necessary elements, script, actors, producers, directors, financing and distribution into a complete "package" ready for production.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

         None.

        (b)     Reports on Form 8-K

         None.



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               UNITED FILM PARTNERS, INC.
                               -------------------------------
                               (Registrant)


                               By: /S/ KEVIN REEM
                                       President

        Dated: May 15, 2002