Form 10QSB
period 2002-06-30
UNITED FILM PARTNERS INC
filed 2002-08-14
CIK 1138655

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

                    For the quarterly period ended
                            June 30, 2002
or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

                    Commission file number: 00-32681

                       United Film Partners, Inc
            ---------------------------------------------------
           (Name  of  small business issuer in its  charter)


           Texas                                   76-0676164
------------------------------          ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporationor organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,312,500 at August 14, 2002.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]


                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)
June 30, 2002
ASSETS

   Film Inventories                                          $   890,000
   Deferred tax asset less valuation allowance of $1,495            -
                                                             -----------
     TOTAL ASSETS                                            $   890,000
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts payable                                       $     3,162
      Accrued professional fees                                      500
                                                             -----------
      TOTAL LIABILITIES                                            3,662
                                                             -----------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding         3,631
   Additional paid-in capital                                    892,673
   Deficit accumulated during the development stage               (9,966)
                                                             -----------
      TOTAL STOCHOLDERS' EQUITY                                  886,338
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   890,000
                                                             ===========

See accompanying notes.





UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)

                                For the three         For the Six     Cumulative
                                months ended          months ended    since
                                June 30               June 30         inception
                          ------------------------------------------------------
                                2002      2001       2002      2001        2002
                            --------  ---------  ---------- ---------  -----------
EXPENSES
Organizational               $    -     $   300    $   -     $   300     $   985
expenses
Consulting and               $   580    $   938    $ 1,080   $   938       6,157
Professional fees
Other operating              $   571   $     -    $  1,171        -      $ 2,824
expenses
                           ---------- ---------  ---------  --------   ----------
NET LOSS BEFORE             $ (1,151)   $(1,238)   $(2,251)    $(1,238)  $(9,966)
INCOME TAXES (BENEFITS)

INCOME TAXES (BENEFITS)          -          -          -         -           -
                             ---------- ---------  ---------  ---------  ----------
NET LOSS AND ACCUMULATED
DEFICIT DURING THE
DEVELOPMENT STAGE           $  (1,151)   $(1,238)  $(2,251)    $(1,238)   $(9,966)
                             ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)        36,312,500 5,000,000   36,312,500 5,000,000  28,353,111
                           ========== =========  ========== =========  ==========
NET LOSS PER SHARE          $ (0.000)  $ (0.000)  $ (0.000)  $ (0.000)  $  (0.000)
(BASIC AND DILUTED)
                           ========== =========  ========== =========  ==========

See accompanying notes.




UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six               Cumulative
                                                        months ended                 since
                                                          June 30                  inception
                                                  -------------------------------------------
                                                     2002             2001           2002
                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (2,251)          $(1,238)     $(9,966)

  Adjustments to reconcile net loss to net
   cash used by operating activities
  Common stock issued to charitable organization      -               -                 10
  Stock issued under employee stock
   incentive plan as compensation                                      -               121
  Increase in accounts payable                        2,621                          3,162
  (Decrease) increase in accrued
    professional fees                                (1,500)                           500
                                                   ---------      ---------       ---------
        NET CASH USED BY OPERATING ACTIVITES         (1,130)         (1,238)        (6,173)
                                                   ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                      -               -              1,000
    Contributed Capital                                1,130         1,238           5,173
                                                   ---------        --------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES       1,130         1,238           6,173
                                                   ---------      --------        ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE       -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       -               -               -
                                                   ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   -          $   -           $   -
                                                   =========      ========        =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization
    for film inventories                                -             -           $ 890,000
                                                   =========      ========        =========



See accompanying notes to consolidated financial statements.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

      General

      The accompanying unaudited financial statements of United Film Partners, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the six months ended
      June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

      As of June 30, 2002, the company had not commenced any formal business operations. The company's fiscal year-end is December 31.

      The Company's ability to continue and fully commence operations is contingent upon its ability to raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

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

      Film inventories

      Costs incurred in connection with the acquisition of story rights, development of stories, treatment of screenplays, etc, are capitalized as film inventories. The costs of each property screenplay is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such screenplays. Film inventories are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs are charged to expense as incurred. During the period ended June 30, 2002, there were no revenue, selling or distribution costs.

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

NOTE 4.  INCOME TAXES

      At June 30, 2002, the Company had a net operating loss of approximately $10,000. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carry forwards is dependent on the Company's ability to generate sufficient taxable income during the carry forward periods and no further significant changes in ownership.

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

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $9,845 for the period from inception (April 2, 2001) to June 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      Contributed Capital

      During the period from inception (April 2, 2001) to June 30, 2002, a shareholder(s) of the Company contributed $6,173 to pay for the Company's various expenses.

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

      In October 2001, The Company issued 100,000 shares to the Boys & Girls Club of Anaheim as a charitable contribution.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND STATUS OF FUTURE LIMITED OPERATIONS.

GENERAL

Certain statements in this Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, our ability to develop, package and sell motion picture and television programs, and to attract new corporate productions clients, and such competitive and other business risks as from time to time may be detailed in our Securities and Exchange Commission reports.

INTRODUCTION

To date, our business activities consisted of raising capital, establishing sources of information, and developing markets for our planned operations.

We plan to begin future limited operations consisting of the packaging and Executive Production of "Sea of Demons," a cable series to be produced in partnership with Kronos Entertainment and Scott Cassell, a world class marine expert and professional diver who formerly worked as a Oceanography research diver for the Scripps Institution. The Funding and Licensing revenue anticipated from this project is projected at approximately $325,000.

We have also signed agreements with Pure Entertainment and Argyll Film Partners to secure Prints and Advertising funding for the feature film "To End All Wars," starring ROBERT CARLYLE and KIEFER SUTHERLAND. The Funding revenue anticipated from this project is projected at approximately $200,000.

RESULTS OF OPERATIONS

REVENUE

We had no revenue for the three-month and six-month periods ended
June 30, 2002, the same as for the comparable periods in the previous fiscal year. The lack of revenue for the three-month period ended June 30, 2002, as compared to the corresponding period in the previous fiscal year, is primarily due to the fact that we had not yet commenced any formal business activities. The lack of revenue for the six-month period ended June 30, 2002, as compared to the corresponding period in the previous fiscal year, is also primarily due to the fact that we had not yet commenced any formal business activities.

As a result, we had a net loss of $1,1151 for the quarter ended
June 30, 2002, compared to net loss of $1,238 for the quarter ended
June, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our development and limited working capital requirements for our activities primarily through paid-in capital from one or more of our shareholders. We have generally been able to cover the costs of our operations in this manner, and have incurred no significant capital expenditure commitments.

We do not expect that our available capital base and cash generated from our future limited operations will be sufficient to meet our cash requirements for the foreseeable future. Our ability to continue and fully commence operations is contingent upon our ability to raise capital through expanded business operations or the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

We have no outstanding bank borrowings or other borrowed indebtedness.

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


                               UNITED FILM PARTNERS, INC

                               By: /S/ KEVIN REEM
                                       President

        Dated: August 14, 2002