Form 10KSB/A
period 2001-12-31
UNITED FILM PARTNERS INC
filed 2002-10-03
CIK 1138655

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

INDEPENDENT AUDITOR'S REPORT                                   F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                F-3

  Statement of Loss and Accumulated Deficit During             F-4
  the Development Stage

  Statement of Cash Flows                                      F-5

  Statement of Stockholders' Equity                            F-6

NOTES TO FINANCIAL STATEMENTS                           F-7 to F-9

[LOGO]
Dohan and Company                     7700 North Kendall Drive, 200
Certified Public Accountants             Miami, Florida  33156-7578
A Professional Association               Telephone   (305) 274-1366
                                         Facsimile   (305) 274-1368
                                         E-mail      info@uscpa.com
                                         Internet     www.uscpa.com




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

As discussed in Note 8 to the financial statements, a valuation error was discovered that resulted in the overstatement of previously reported "Film screenplay inventories" as of December 31, 2001. Management of the Company has restated the financial statements. Accordingly, adjustments have been made to "film screenplay inventories" and "additional paid-in capital."



                                     /s/ Dohan and Company, CPA's

April 14, 2002 except as to Note 8 which is October 1, 2002
Miami, Florida


Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  - Private Companies and SEC Practice Sections
National and world-wide associaions through
  AGI - Accounting Group International

[CPA Service mark]

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2001

ASSETS

  Film screenplay inventories                                $   3,166
  Deferred tax asset, less valuation allowance of $1,157           -
                                                             ----------
     TOTAL ASSETS                                            $   3,166
                                                             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
      Accounts payable                                       $     541
      Accrued professional fees                                  2,000
                                                             ---------
      TOTAL LIABILITIES                                          2,541
                                                             ---------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding        3,631
   Additional paid-in capital                                     4,709
   Deficit accumulated during the development stage              (7,715)
                                                             ----------
      TOTAL STOCKHOLDERS' EQUITY                                    625
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    3,166
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

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(7,715)

   Adjustments to reconcile net loss to net cash used by
       operating activities:
     Common stock issued to charitable organization                10
     Common Stock issued under employee stock incentive plan
       as compensation                                            121

   Increase in liabilities
     Accounts payable                                             541
     Accrued professional fees                                  2,000
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (5,043)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                                1,000
    Contributed Capital                                         4,043
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                5,043
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization for
      film inventories                                        $   3,166
                                                              =========

See accompanying notes.

UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 2001

                                                                Accumulated
                                                                  Deficit
                            Common Stock        Additional       During the       Total
                       -----------------------   Paid-In        Development    Stockholder's
Description             Shares         Amount    Capital           Stage          Equity
-----------------------------------------------------------------------------------------
Common stock issued
 for cash               5,000,000        $ 500    $    500    $    -              1,000

Contributed capital       -                -         4,043         -              4,043

Common stock issued
 for film inventories  30,000,000        3,000         166         -              3,166

Common stock issued
 pursuant to stock
 incentive plan         1,212,500          121          -          -                121

Common stock issued       100,000           10          -          -                 10
 to charitable
 organization

Net loss and cumulative
 loss during the
 development stage        -                 -           -        (7,715)         (7,715)
-------------------------------------------------------------------------------------------
                       36,312,500       $3,631   $    4,709    $ (7,715)      $     625
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

      Film screenplay inventories

      Costs incurred in connection with the acquisition of story rights, development of stories, treatment of screenplays, etc, are capitalized as film inventories. The costs of each property screenplay is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such screenplays. Film screenplay inventories are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs are charged to expense as incurred. During the year ended December 31, 2001 there were no revenue, selling or distribution costs.

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

      SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 141 was applied to the business combination of July 9, 2001, and has been accounted for as a purchase. The impact of SFAS 142 on the financial statements has not yet been determined.

      Fair Value of Financial Instruments

      Accounts payable and accrued professional fees are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

NOTE 2.  RELATED PARTY TRANSACTIONS

      In July 2001, 30,000,000 shares were issued to the stockholders of UFP Delaware pursuant to Plan of Reorganization in exchange for the assets of UFP Delaware, which consisted of several screenplays.

NOTE 3.  BUSINESS COMBINATION

      On July, 2001, the Company completed a business combination pursuant to a Plan of Reorganization with UFP Delaware by exchanging 30,000,000 shares of its common stock for all of the assets of UFP Delaware, which consisted of ten screenplays.
      In accordance with SFAS 141, the exchange of 30,000,000 shares of the Company's common stock for the screenplays created a business combination with the owners of the screenplays becoming major shareholders of the Company. SFAS 141 requires that the value recorded for the screenplays is best represented by a transfer at the screenplay owners' historical cost of $3,166 (See note 8).

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

NOTE 6.  STOCKHOLDERS' EQUITY

      Common stock issued

      In July 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000. A stock subscription receivable was recorded in connection with this transaction. In July 2001, a shareholder of the Company provided consulting services, which were estimated at $1,000 and repaid the stock subscription receivable.

      Shares Issued pursuant to Plan of Reorganization

      The Company entered into a business combination with UPF Delaware pursuant to an agreement and Plan of Reorganization. Pursuant to this agreement the Company acquired ten screenplays and in exchange for the issuance of 30,000,000 shares of the Company's common stock.

      Contributed Capital

      During the period from inception (April 2, 2001) to December 31, 2001, a shareholder of the Company contributed $4,043 to pay for various Company expenses.

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

      In October 2001, The Company issued 100,000 shares to the Boys & Girls Club of Anaheim as a charitable contribution.

NOTE 8.  REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The financial statements have been restated because film screenplay inventories were previously overstated in error. The amount has been decreased from $890,000 to $3,166, which represents the screenplay owners' historical cost. Additional paid-in capital also decreased accordingly from $891,543 to $4,709.

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

Dated:  October 3, 2002

UNITED FILM PARTNERS, INC.

By:  /s/  Kevin Reem

------------------------------------
Kevin Reem
CEO,  President  and  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                        Title                       Date

- -----------------------
 /s/  Kevin Reem            CEO,  President,            October 3, 2002
                            and Chairman of the Board

- -----------------------
/s/  Stephen Stotesbery     Executive  Vice President,  October 3, 2002
                            Secretary  and  Director


- -----------------------
/s/  Terence M. O'Keefe     Executive  Vice President,  October 3, 2002
                            Treasurer and Director

- -----------------------
/s/  R. Michael Mendieta    Chief Financial Officer     October 3, 2002