Form 10QSB/A
period 2002-03-31
UNITED FILM PARTNERS INC
filed 2002-10-21
CIK 1138655

------------------------
                           UNITED STATES                     OMB APPROVAL
                 SECURITIES AND EXCHANGE COMMISSION     ------------------------
                       Washington, D.C. 20549           OMB Number: 3235-0416
                                                        ------------------------
                            FORM 10-QSB/A               Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------


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

                           Yes X        No

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)


                                                            March 31, 2002
ASSETS

   Film screenplay inventories                               $     3,166
   Deferred tax asset less valuation allowance of $1,322            -
                                                             -----------
     TOTAL ASSETS                                            $     3,166
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts payable                                       $       541
      Accrued professional fees                                    2,500
                                                             -----------
      TOTAL LIABILITIES                                            3,041
                                                             -----------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding         3,631
   Additional paid-in capital                                      5,309
   Deficit accumulated during the development stage               (8,815)
                                                             -----------
      TOTAL STOCHOLDERS' EQUITY                                      125
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     3,166
                                                             ===========

See accompanying notes.

                                 F-3



UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)


                                                    For the three            Cumulative
                                                     months ended               since
                                                    March 31, 2002            inception

EXPENSES
    Organizational expenses                            $      -               $      985
    Consulting and professional fees                          500                  5,577
    Other operating expenses                                  600                  2,253
                                                       ----------             ----------
NET LOSS BEFORE INCOME TAX                                 (1,100)                (8,815)

INCOME TAXES                                                  -                      -
                                                       ----------             ----------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                         (1,100)                (8,815)
                                                       ==========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                    36,312,500             26,357,782
                                                       ==========             ==========
NET LOSS PER SHARE (BASIC AND DILUTED)                 $   (0.00)             $    (0.00)
                                                       ==========             ==========

See accompanying notes.

                                     F-4


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the three             Cumulative
                                                     months ended                since
                                                    March 31, 2002             inception
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(1,100)                $  (8,815)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued to charitable organization         -                        10
     Stock issued under employee stock
       incentive plan as compensation                       -                       121

  Increase in liabilities
     Accounts payable                                       -                       541
     Accrued professional fees                              500                   2,500
                                                       ---------               ---------
        NET CASH USED BY OPERATING ACTIVITES             (  600)                 (5,643)
                                                       ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                            -                      1,000
    Contributed Capital                                     600                    4,643
                                                       ---------               ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES            600                    5,643
                                                       ---------               ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE             -                       -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             -                       -
                                                       ---------               ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $   -                   $    -
                                                       =========               =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                      $   -                   $    -
    Income taxes paid                                  $   -                   $    -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization
    for film screenplay inventories                    $   -                   $   3,166
    Common stock issued for services                   $    121                $    -
                                                       =========               =========

See accompanying notes.

                                          F-5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General

      The accompanying unaudited financial statements of United Film Partners, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

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

NOTE 3.  BUSINESS COMBINATION

      On July, 2001, the Company completed a business combination pursuant to a Plan of Reorganization with UFP Delaware by exchanging 30,000,000 shares of its common stock for all of the assets of UFP Delaware, which consisted of ten screenplays. In accordance with SFAS 141, the exchange of 30,000,000 shares of the Company's common stock for the screenplays created a business combination with the owners of the screenplays becoming major shareholders of the Company. SFAS 141 requires that the value recorded for the screenplays is best represented by a transfer at the screenplay owners' historical cost of $3,166.

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

      In October 2001, The Company issued 100,000 shares to the Boys & Girls Club of Anaheim as a charitable contribution.

NOTE 8.  REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The financial statements have been restated because film screenplay inventories were previously overstated in error. The amount has been decreased from $890,000 to $3,166, which represents the screenplay owners' historical cost. Additional paid-in capital also decreased accordingly from $886,834 to $5,309.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

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

        Dated: October 3, 2002