Form 10QSB/A
period 2002-06-30
UNITED FILM PARTNERS INC
filed 2002-10-21
CIK 1138655

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

Transitional Small Business disclosure Format (check one): Yes [ ] No [X] Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes X        No


                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)
June 30, 2002
ASSETS

   Film screenplay inventories                               $     3,166
   Deferred tax asset less valuation allowance of $1,495            -
                                                             -----------
     TOTAL ASSETS                                            $     3,166
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts payable                                       $     3,162
      Accrued professional fees                                      500
                                                             -----------
      TOTAL LIABILITIES                                            3,662
                                                             -----------

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding         3,631
   Additional paid-in capital                                      5,839
   Deficit accumulated during the development stage               (9,966)
                                                             -----------
      TOTAL DEFICIENCY IN ASSETS                                    (496)
                                                             -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                   $     3,166
                                                             ===========

See accompanying notes.





UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)

                                For the three         For the Six     Cumulative
                                months ended          months ended    since
                                June 30               June 30         inception
                          ------------------------------------------------------
                                2002      2001       2002      2001        2002
                            --------  ---------  ---------- ---------  -----------
EXPENSES
Organizational               $    -     $   300    $   -     $   300     $   985
expenses
Consulting and               $   580    $   938    $ 1,080   $   938       6,157
Professional fees
Other operating              $   571    $     -    $ 1,171        -      $ 2,824
expenses
                            ---------- ---------  ---------  --------   ----------
NET LOSS BEFORE             $ (1,151)   $(1,238)   $(2,251)  $(1,238)    $(9,966)
INCOME TAXES (BENEFITS)

INCOME TAXES (BENEFITS)          -          -          -         -           -
                            ---------- ---------  ---------  ---------  ----------
NET LOSS AND ACCUMULATED
DEFICIT DURING THE
DEVELOPMENT STAGE           $  (1,151)  $(1,238)   $(2,251)  $ (1,238)   $(9,966)
                            ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)        36,312,500  5,000,000  36,312,500 5,000,000  28,353,111
                           ==========  =========  ========== =========  ==========
NET LOSS PER SHARE         $   (0.00)  $  (0.00)  $  (0.00)  $  (0.00)  $   (0.00)
(BASIC AND DILUTED)
                           ==========  =========  ========== =========  ==========

See accompanying notes.




UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six               Cumulative
                                                        months ended                 since
                                                          June 30                  inception
                                                  -------------------------------------------
                                                     2002             2001           2002
                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (2,251)          $(1,238)     $(9,966)

  Adjustments to reconcile net loss to net
   cash used by operating activities
  Common stock issued to charitable organization      -               -                 10
  Stock issued under employee stock
   incentive plan as compensation                                      -               121
  Increase in accounts payable                        2,621                          3,162
  (Decrease) increase in accrued
    professional fees                                (1,500)                           500
                                                   ---------      ---------       ---------
        NET CASH USED BY OPERATING ACTIVITES         (1,130)         (1,238)        (6,173)
                                                   ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                      -               -              1,000
    Contributed Capital                                1,130         1,238           5,173
                                                   ---------        --------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES       1,130         1,238           6,173
                                                   ---------      --------        ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE       -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       -               -               -
                                                   ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   -          $   -           $   -
                                                   =========      ========        =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization
    for film screenplay inventories                     -             -           $   3,166
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

      In October 2001, The Company issued 100,000 shares to the Boys & Girls Club of Anaheim as a charitable contribution.

NOTE 8.  REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The financial statements have been restated because film screenplay inventories were previously overstated in error. The amount has been decreased from $890,000 to $3,166, which represents the screenplay owners' historical cost. Additional paid-in capital also decreased accordingly from $892,673 to $5,839.

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