Form 10QSB
period 2002-09-30
UNITED FILM PARTNERS INC
filed 2002-11-25
CIK 1138655

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

                    For the quarterly period ended
                            September 30, 2002
or

[  ]          TRANSITION REPORT UNDER SECTION 13 OR
                      15(d) OF THE EXCHANGE ACT
              For the transition period from____to____

                    Commission file number: 00-32681

                       United Film Partners, Inc
     ------------------------------------------------------------
      (Name of small business issuer as specified in its charter)


                 Texas                                   76-0676164
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,312,500 at November 14, 2002.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)
September 30, 2002
ASSETS

   Cash.and cash equivalents.................................$      -
   Film screenplay inventories                                     3,166
   Deferred tax asset less valuation allowance of $1,606            -
                                                             -----------
     TOTAL ASSETS                                            $     3,166
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts payable                                       $       500
      Accrued professional fees                                      500
                                                             -----------
      TOTAL LIABILITIES                                            1,000
                                                             -----------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 36,312,500 shares issued and outstanding         3,631
   Additional paid-in capital                                      9,241
   Deficit accumulated during the development stage              (10,706)
                                                             -----------
      TOTAL STOCKHOLDERS' EQUITY                                   2,166
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     3,166
                                                             ===========

See accompanying notes.

                                 F-3



UNITED FILM PARTNERS, INC f/k/a ILN BETHANY CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)

                                For the three         For the Nine     Cumulative
                                months ended          months ended    since
                                Sept. 30              Sept. 30        inception
                          ------------------------------------------------------
                                2002      2001       2002      2001        2002
                            --------  ---------  ---------- ---------  -----------
EXPENSES
Organizational expenses      $    -     $   846    $   -     $   846     $    985
Consulting and professional      500      1,340      1,580     1,340        6,657
Other operating                  240         -       1,411        -         3,064
                            ---------- ---------  ---------  --------   ----------
NET LOSS BEFORE
INCOME TAXES (BENEFITS)         (740)    (2,186)    (2,991)   (2,186)     (10,706)

INCOME TAXES (BENEFITS)          -          -          -         -           -
                            ---------- ---------  ---------  ---------  ----------
NET LOSS AND ACCUMULATED
DEFICIT DURING THE
DEVELOPMENT STAGE           $   (740)  $ (2,186)   $(2,991)  $(2,186)    $(10,706)
                            ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)        36,312,500  5,000,000  36,312,500 5,000,000  17,491,545
                           ==========  =========  ========== =========  ==========
NET LOSS PER SHARE         $   (0.00)  $  (0.00)  $  (0.00)  $  (0.00)  $   (0.00)
(BASIC AND DILUTED)
                           ==========  =========  ========== =========  ==========

See accompanying notes.




UNITED FILM PARTNERS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    For the Nine  For the Nine     Cumulative
                                                    months ended   months ended     since
                                                    Sept.30        Sept. 30         inception
                                                     2002             2001
                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (2,991)          $(2,186)    $(10,706)

  Adjustments to reconcile net loss to net
   cash used by operating activities
  Common stock issued to charitable organization      -               -                 10
  Stock issued under employee stock
   incentive plan as compensation                                     -                 121
  (Decrease) increase in accounts payable               (41)                            500
  (Decrease) increase in accrued
    professional fees                                (1,500)                            500
                                                   ---------      ---------       ---------
        NET CASH USED BY OPERATING ACTIVITES         (4,532)          (2,186)        (9,575)
                                                   ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                      -               -              1,000
    Contributed Capital                               4,532            2,186         8,575
                                                   ---------        --------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES      4,532            2,186         9,575
                                                   ---------        --------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE       -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       -               -               -
                                                   ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   -          $   -           $   -
                                                   =========      ========        =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued per plan of reorganization
    for film screenplay inventories                     -             -           $   3,166
                                                   =========      ========        =========



See accompanying notes.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

      General

      The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended
      December 31, 2001. The results of operations for the nine months period ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

      Business Activity

      United Film Partners, Inc (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Bethany Corporation (Bethany) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company entered into a business combination and acquired all of the assets and liabilities of United Film Partners, Inc, a Delaware Corporation (UFP Delaware) on July 9, 2001, pursuant to an agreement and Plan of Reorganization. The Company's name was changed to United Film Partners, Inc and now engages in the motion picture business. As of Sept. 30, 2002, the Company had not commenced any formal business operations.

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

      Film Screenplay Inventories

      Costs incurred in connection with the acquisition of story rights, development of stories, treatment of screenplays, etc, are capitalized as film inventories. The costs of each property screenplay is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such screenplays. Film inventories are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs are charged to expense as incurred. During the period ended Sept. 30, 2002, there were no revenue, selling or distribution costs.

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

NOTE 3.  BUSINESS COMBINATION

      In July 2001, the Company completed a business combination pursuant to a Plan of Reorganization with UFP Delaware by exchanging 30,000,000 shares of its common stock for all of the assets of UFP Delaware, which consisted of ten screenplays. In accordance with SFAS 141, the exchange of 30,000,000 shares of the Company's common stock for the screenplays created a business combination with the owners of the screenplays becoming major shareholders of the Company. SFAS 141 requires that the value recorded for the screenplays is best represented by a transfer at the screenplay owners' historical cost of $3,166.

NOTE 4.  INCOME TAXES

      At Sept. 30, 2002, the Company had a net operating loss of approximately $10,700. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carry forwards is dependent on the Company's ability to generate sufficient taxable income during the carry forward periods and no further significant changes in ownership.

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $10,706 for the period from inception (April 2, 2001) to Sept. 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We plan to begin future limited operations consisting of the packaging and Executive Production of "Sea of Demons," a cable series to be produced in partnership with Kronos Entertainment and Scott Cassell, a world class marine expert and professional diver who formerly worked as an oceanography research diver for the Scripps Institution. The funding and licensing revenue anticipated from this project is projected at approximately $325,000.

We have also signed agreements with Pure Entertainment and Argyll Film Partners to secure prints and advertising funding for the feature film "To End All Wars," starring ROBERT CARLYLE and KIEFER SUTHERLAND. The funding revenue anticipated from this project is projected at approximately $200,000.

RESULTS OF OPERATIONS

REVENUE

We had no revenue for the three-month and nine-month periods ended Sept. 30, 2002, the same as for the comparable periods in the previous fiscal year. The lack of revenue for the three-month period ended Sept. 30, 2002, as compared to the corresponding period in the previous fiscal year, is primarily due to the fact that we had not yet commenced any formal business activities. The lack of revenue for the nine-month period ended Sept. 30, 2002, as compared to the corresponding period in the previous fiscal year, is also primarily due to the fact that we had not yet commenced any formal business activities.

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

LIMITED MARKET FOR COMMON STOCK

Limited Market for Shares. Any market price that may develop for our shares of common stock is likely to be very volatile, and factors such as success or lack thereof in developing and marketing the Company's products and services, competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

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

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

Our Bylaws provide for indemnification to the fullest extent allowed under the Texas Business Corporations Act. Generally, under this Act, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgements, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. It is the position of the Securities and Exchange Commission that indemnification against liabilities for violations of the federal securities laws, rules and regulations is against public policy.

ITEM 3. 	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of
1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our officers. Based upon that evaluation, our officers concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President, to allow timely decisions regarding required disclosure.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits required by Item 601 of Regulation S-B

        Exh. 99.1  Certification of President pursuant to 18 U.S.C.
                   Section 1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

         None.



                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNITED FILM PARTNERS, INC

                               By: /S/ KEVIN REEM
                                       President

        Dated: November 19, 2002

CERTIFICATIONS

I, KEVIN REEM, President of United Film Partners, Inc. the "Registrant"), certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of United Film
       Partners, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors
      (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6)	The Registrant's other certifying officers and I have indicated
        in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002		/s/ Kevin Reem
___________________________________
							(Signature)

				        President
					___________________________________
							(Title)

I, STEPHEN STOTESBERY, Secretary of United Film Partners, Inc.
  (the "Registrant"), certify that;

(1)	I have reviewed this quarterly report on Form 10-QSB of United Film
       Partners, Inc.:

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors
       (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6)	The Registrant's other certifying officers and I have indicated
       in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002		/s/ Stephen Stotesbery
___________________________________
							(Signature)

				        Secretary
					___________________________________
							(Title)

I, TERENCE O'KEEFE, Treasurer of United Film Partners, Inc. (the "Registrant"), certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of United Film
       Partners, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors
        (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6)	The Registrant's other certifying officers and I have indicated
        in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002		/s/ Terence O'Keefe
___________________________________
							(Signature)

				        Treasurer
					___________________________________
							(Title)